Form 10-K
period 1998-12-31
BA MORTGAGE SECURITIES INC MORT PASS THR CERT SERIES 1998-2
filed 2002-12-13
CIK 1062604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 1998

                         Commission file number: 333-53933-06

           BANK OF AMERICA MORTGAGE SECURITIES, INC.
           MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1998-2 TRUST
            (Exact name of Registrant as specified in its Charter)

                                                       33-0811882
                                                       33-0811885
           NEW YORK                                    33-0811888
           (State or other jurisdiction                (I.R.S. Employer
           incorporation or organization)              Identification Number)

           c/o Deutsche Bank National Trust Company
           1761 East St. Andrew Place
           Santa Ana, CA                                92705-4934
           (Address of principal executive offices)    (Zip Code)

            Registrant's telephone number, including area code:
                               (714) 247-6271

          Securities registered pursuant to Section 12(b) of the Act:
                               NOT APPLICABLE.

          Securities registered pursuant to Section 12(g) of the Act:
                               NOT APPLICABLE.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. NOT APPLICABLE.

     Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1998: NOT APPLICABLE.

     Number of shares of common stock outstanding as of December 31, 1998: NOT APPLICABLE.

     DOCUMENTS INCORPORATED BY REFERENCE

     Documents in Part I and Part IV incorporated herein by reference are as follows: NOT APPLICABLE.

     PART I

     ITEM 1.  Business.

     The trust fund (the "Trust") was created pursuant to a Pooling and Servicing Agreement dated as of May 1, 1998 (the "Pooling and
     Servicing Agreement") among Bank of America Mortgage Securities, Inc. (formerly BA Mortgage Securities, Inc.) as the Depositor
     (the "Depositor"), Bank of America, N.A. (formerly known as Bank of America National Trust and Savings Association and successor to Bank of America, FSB) as Master Servicer (the "Master Servicer"), and Deutsche Bank National Trust Company (as successor to Bankers Trust Company of California, N.A.), as trustee (the "Trustee), providing for the issuance of the Mortgage Pass-Through Certificates, Series 1998-2).

     Information with respect to the business of the Trust would not be meaningful because the only "business" of the Trust is the collection on the Mortgage Loans and distribution of payments on the Certificates to Certificateholders. This information is accurately summarized in the Monthly Reports to Certificateholders, which are attached hereto as Exhibit 99.1.

     ITEM 2.  Properties.

     NOT APPLICABLE

     ITEM 3.  Legal Proceedings.

     None.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.


     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The number of registered holders of all classes of
     Certificates on December 31, 1998 were as following:
     Class IA-1: 1
     Class IA-2: 1
     Class IA-3: 1
     Class IA-4: 1
     Class IA-5: 1
     Class IA-6: 1
     Class IA-7: 1
     Class IA-9: 1
     Class IA-10: 1
     Class IA-11: 1
     Class IA-12: 1
     Class I-X:  1
     Class I-PO: 1
     Class I-M: 1
     Class IB-1: 1
     Class IB-2: 1
     Class IB-3: 1
     Class IB-4: 1
     Class IB-5: 1
     Class IIA-1: 1
     Class II-X: 1
     Class II-PO: 1
     Class II-M: 1
     Class IIB-1: 1
     Class IIB-2: 1
     Class IIB-3: 1
     Class IIB-4: 1
     Class IIB-5: 1
     Class R-I: 2
     Class R-II: 2
     Class R-III: 2

     ITEM 6.  Selected Financial Data.

     Not Applicable. Because of the limited activities of the Trust, the Selected Financial Data required by Item 301 of Regulation S-K does not add relevant information to that provided by the Monthly Reports to Certificateholders.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable. The information required by Item 303 of Regulation S-K is inapplicable because the Trust does not have management per se, but rather the Trust has a Trustee who causes the preparation of the Monthly Reports to Certificateholders. The information provided by the Monthly Reports to Certificateholders does provide the relevant financial information regarding the financial status of the Trust.

     ITEM 8.  Financial Statements and Supplementary Data.

     See Item 14(a), Exhibits 99.1, 99.2, 99.3 and 99.4 for information provided in lieu of information required by Item 302 of Regulation S-K.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     Not Applicable.

     ITEM 13.  Certain Relationships and Related Transactions.

     Not Applicable.


     PART IV

     ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form
     8-K.

     (a) EXHIBITS

     (99.1) Monthly Reports to Certificateholders as to distributions made during calendar year 1998.

     (99.2) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreement for the year ended December 31, 1998.

     (99.4) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.  None.

     (c) The exhibits required to be filed by the Trust pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

     (d) Not Applicable. The Trust does not have any subsidiaries or affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.

     Supplemental information to be furnished with reports filed pursuant to
     Section 15(d) by registrants which have not registered securities pursuant to Section 12 of the Act.

     No annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders, and the Registrant does not contemplate sending any such materials subsequent to the filing of this report.


                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             By:  Bank of America Mortgage Securities,
                                  Inc., as Depositor.


                             By:  /s/Judy V. Lowman
                             Judy V. Lowman
                             Vice President

     Date:  November 22, 2002


     EXHIBIT INDEX

     Exhibit Document

     99.1 Monthly Reports to Certificateholders as to distributions made during during calendar year 1998.

     99.2 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

     99.3 Annual Statements of Compliance under the Pooling and Servicing Agreement for the year ended December 31, 1998.

     99.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.