Form 10-K
period 1999-12-31
BA MORTGAGE SECURITIES INC MORT PASS THR CERT SERIES 1998-2
filed 2002-12-13
CIK 1062604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 1999

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

     Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1999: NOT APPLICABLE.

     Number of shares of common stock outstanding as of December 31, 1999: NOT APPLICABLE.

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


     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The number of registered holders of all classes of
     Certificates on December 31, 1999 were as following:
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

     ITEM 13.  Certain Relationships and Related Transactions.

     Not Applicable.


     PART IV

     ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form
     8-K.

     (a) EXHIBITS

     (99.1) Monthly Reports to Certificateholders as to distributions made during calendar year 1999.

     (99.2) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1999.

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreement for the year ended December 31, 1999.

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

                             By:  Bank of America Mortgage Securities,
                                  Inc., as Depositor.


                             By:  /s/Judy V. Lowman
                             Judy V. Lowman
                             Vice President

     Date:  November 22, 2002


     EXHIBIT INDEX

     Exhibit Document

     99.1 Monthly Reports to Certificateholders as to distributions made during during calendar year 1999.

     99.2 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1999.

     99.3 Annual Statements of Compliance under the Pooling and Servicing Agreement for the year ended December 31, 1999.

     99.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.