Form 10-K
period 2003-12-31
BA MORTGAGE SECURITIES INC MORT PASS THR CERT SERIES 1998-2
filed 2004-03-30
CIK 1062604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K


(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2003

      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      Commission File Number:  333-34225-06

            Bank of America Mortgage Securities, Inc.
            Mortgage Pass-Through Certificates
            Series 1998-2

      (Exact name of registrant as specified in its charter)

   New York                                         33-0811882
                                                    33-0811885
                                                    33-0811888
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

c/o Deutsche Bank National Trust Company
1761 East St. Andrew Place
Santa Ana, CA                                       92705-4934
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (714) 247-6271

Securities registered pursuant to Section 12(b) of the Act:

      NONE.

Securities registered pursuant to Section 12(g) of the Act:

      NONE.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      Not applicable.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

      Yes___       No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

      Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Not applicable.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

      Not applicable.

                                Introductory Note

This Annual Report on Form 10-K is prepared in reliance on the no-action letter dated March 26, 1993 issued by the Securities and Exchange Commission to Nomura Asset Securities Corporation.

                                     PART I

Item 1.     Business.

            Omitted.

Item 2.     Properties.

            Not applicable.

Item 3.     Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the "Trust"), the Trustee, the Master Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows: 0

Item 6.     Selected Financial Data.

            Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

Item 8.     Financial Statements and Supplementary Data.

            Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

Item 9A.    Controls and Procedures.

            Not applicable.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.

            Not applicable.

Item 11.    Executive Compensation.

            Not applicable.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.

Item 13.    Certain Relationships and Related Transactions.

            Not applicable.

Item 14.    Principal Accounting Fees and Services.

            Not applicable.

                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)   Not Applicable

      (b)   Not Applicable

      (c) 4.1 Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on June 4, 1998).

            31.1  Rule 13a-14(a)/15d-14(a) Certification.

            99.1 Annual Independent Public Accountant's Servicing Report concerning servicing activities for the year ended December 31, 2003.

            99.2 Annual Statement as to Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2003.

   (d)  Not Applicable

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

      Bank of America Mortgage Securities, Inc.
      Mortgage Pass-Through Certificates
      Series 1998-1
      (Registrant)

Signed: Bank of America, N.A. as Servicer

By:     Gary K. Bettin, Senior Vice President
    -----------------------------------------

By: /s/ Gary K. Bettin, Senior Vice President
    -----------------------------------------

Dated: March 30, 2004

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

(a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.

(a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

Exhibit Index

Exhibit No.

      4.1 Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on June 4, 1998).

      31.1  Rule 13a-14(a)/15d-14(a) Certification

      99.1 Annual Independent Public Accountant's Servicing Report concerning servicing activities for the year ended December 31, 2003.

      99.2 Annual Statement as to Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2003.